Form 10-Q
period 2011-06-30
Euramerica Holdings Corp.
filed 2011-07-25
CIK 1491826

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from        to

                       COMMISSION FILE NUMBER: 000-54120


                            Euramerica Holdings Corp.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                to be applied
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

                                Not applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

      Large accelerated filer [ ]              Accelerated filer [ ]

      Non-accelerated filer [ ]                Smaller reporting company [X]
      (Do not check if a smaller
      reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2011: 46,390,000 shares of common stock.

TABLE OF CONTENTS

                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                        (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

Balance Sheets at June 30, 2011, and December 31, 2010

Statements of Operations for the Three and Six Months ended June 30, 2011, and for the period from August 12, 2010 (Inception) through June 30, 2011

Statement of Changes in Stockholders' Equity for the period August 12, 2011 (Inception) through June 30, 2011

Statements of Cash Flows for the Three and Six Months ended June 30, 2011, and for the period from August 12, 2010 (Inception) through June 30, 2011

Notes to Financial Statements as of June 30, 2011

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

ITEM 1      LEGAL PROCEEDING

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS


SIGNATURES

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS


                          EURAMERICA HOLDINGS CORP.
               (Formerly known as Acantha Acquisition Corp.)
                       (A DEVELOPMENT STAGE COMPANY)
          Balance Sheets as of June 30, 2011, and December 31, 2010


                                                                        As of               As of
                                                                        June               December
                                                                      30, 2011             31, 2010
                                                                     (Unaudited)           (Audited)
                                                                    --------------       --------------
                          ASSETS
Current Assets

             Cash                                                   $        1,500       $            -
                                                                    --------------       --------------

Total Current Assets                                                         1,500                    -
                                                                    --------------       --------------

            TOTAL ASSETS                                            $        1,500       $
                                                                    ==============       ==============

       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                 $            -       $            -
                                                                    --------------       --------------

Total Current Liabilities                                                        -                    -
                                                                    --------------       --------------

TOTAL LIABILITIES                                                                -                    -

Stockholders' Equity (Deficit)

      Preferred stock, ($.0001 par value, 20,000,000                             -                    -
      shares authorized; none issued and outstanding.)

      Common stock ($.0001 par value, 500,000,000
      shares authorized; 46,390,000 shares issued and
      outstanding as of June 30, 2011, and 31,390,000
      shares issued and outstanding as of December
      31, 2010)                                                              4,639                3,139

      Additional Paid-In-Capital                                                 -                    -

      Deficit accumulated during development stage                          (3,139)              (3,139)
                                                                    --------------       --------------

      Total Stockholders' Equity (Deficit)                                   1,500                    -
                                                                    --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $        1,500       $            -
                                                                    ==============       ==============


                       SEE NOTES TO FINANCIAL STATEMENTS












                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                August 12,
                                                                       For the              For the                2010
                                                                       3-Months             6-Months            (Inception)
                                                                        Ended                Ended                Through
                                                                       June 30,             June 30,              June 30,
                                                                         2011                 2011                  2011
                                                                    ---------------      ---------------      ---------------

    Revenues                                                        $             -      $             -      $             -
                                                                    ---------------      ---------------      ---------------

    Total Revenues                                                                -                    -                    -

    General & Administrative Expenses

        Organization and related expenses                           $             -      $             -      $         3,139
                                                                    ---------------      ---------------      ---------------

    Total General & Administrative Expenses                         $             -      $             -      $         3,139
                                                                    ---------------      ---------------      ---------------


    Net Loss                                                        $             -      $             -      $        (3,139)
                                                                    ===============      ===============      ===============


    Basic loss per share                                            $             -      $             -      $         (0.00)
                                                                    ===============      ===============      ===============

    Weighted average number of common shares outstanding                 46,390,000           46,390,000           46,390,000
                                                                    ===============      ===============      ===============



                       SEE NOTES TO FINANCIAL STATEMENTS

                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                         (A DEVELOPMENT STAGE COMPANY)
            Statement of Changes in Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

August 12, 2010 (inception)
Shares issued for services at $.0001
per share                                31,390,000      $    3,139         $        -          $        -      $    3,139

Net loss for the year ended:
December 31, 2010                                 -               -                  -              (3,139)         (3,139)

Net loss, March 31, 2011                          -               -                  -                    -              -

Shares issued for cash on May 5,
2011 at $.0001 per share                 15,000,000      $    1,500                  -                    -          1,500

Net loss, June 30, 2011                           -               -                  -                    -              -

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, June 30, 2011                   46,390,000      $    4,639         $        -          $   (3,139)     $    1,500
                                         ==========      ==========         ==========          ===========     ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                         (A DEVELOPMENT STAGE COMPANY)
                           Statements of Cash Flows

                                                                                                                    August 12,
                                                                              For the            For the               2010
                                                                              3-Months           6-Months          (Inception)
                                                                               Ended              Ended              Through
                                                                              June 30,           June 30,            June 30,
                                                                                2011               2011                2011
                                                                           ---------------    ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $             -    $             -    $        (3,139)
                                                                           ---------------    ---------------    ---------------

         Net cash provided by (used in) operating activities                             -                  -             (3,139)


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                             -                  -                  -
                                                                           ---------------    ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered                            -                  -              3,139

         Common stock issued for cash                                                1,500              1,500              1,500
                                                                           ---------------    ---------------    ---------------

         Net cash provided by (used in) financing activities                         1,500              1,500              4,639
                                                                           ---------------    ---------------    ---------------

        Net Increase (decrease) in cash                                              1,500              1,500              1,500

        Cash at beginning of period                                                      -                  -                  -
                                                                           ---------------    ---------------    ---------------

        Cash at end of period                                              $         1,500    $         1,500    $         1,500
                                                                           ===============    ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered                   $             -    $             -    $         3,139
                                                                           ===============    ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $             -    $             -    $             -
                                                                           ===============    ===============    ===============

    Income taxes paid                                                      $             -    $             -    $             -
                                                                           ===============    ===============    ===============


                       SEE NOTES TO FINANCIAL STATEMENTS

                           ACANTHA ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2011
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Euramerica Holding Corp. (the "Company"), formerly known as Acantha Acquisition Corp., a development stage company, was incorporated under the laws of the State of Delaware on August 12, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

On May 5, 2011, the Company sold 15,000,000 shares of its restricted common shares for $1,500 in cash. The restricted common shares were sold to 94 offshore private investors (to non-U.S. persons who are qualified investors) pursuant to a private placement offering at $0.0001 per share, pursuant to Regulation S of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to such sales. Proceeds in the raise will be used for general and administrative expenses.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

*     Common  stock,  $  0.0001  par  value:  500,000,000  shares   authorized;
46,390,000 shares issued and outstanding

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

ITEM 4      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and
(ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II-OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2011, the Company sold 15,000,000 shares of its restricted common shares for $1,500 in cash. The restricted common shares were sold to 94 offshore private investors (to non-U.S. persons who are qualified investors) pursuant to a private placement offering at $0.0001 per share, pursuant to Regulation S of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to such sales. Proceeds in the raise will be used for general and administrative expenses.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5OTHER INFORMATION

None

ITEM 6      EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit          Description
-------          -----------

31.1 Certification of the Company's Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Report on Form 10-Q for the quarter ended June 30, 2011.*

32.1 Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                             EURAMERICA HOLDINGS CORP.
                             (Registrant)



                             By:   /s/ Antonio Beccari
                                   ----------------------------------------
                                   Antonio Beccari, President, CEO and
                                   Principal Financial Officer

Dated: July 25, 2011