Form 10-Q
period 2011-09-30
Euramerica Holdings Corp.
filed 2011-10-19
CIK 1491826

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

      Large accelerated filer [ ]              Accelerated filer [ ]

      Non-accelerated filer [ ]                Smaller reporting company [X]
      (Do not check if a smaller
      reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2011: 46,390,000 shares of common stock.

TABLE OF CONTENTS

                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                        (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

Balance Sheets at September 30, 2011, and December 31, 2010

Statements of Operations for the Three and Nine Months ended September 30, 2011, and for the period from August 12, 2010 (Inception) through September 30, 2011

Statement of Changes in Stockholders' Equity for the period August 12, 2011 (Inception) through September 30, 2011

Statements of Cash Flows for the Three and Nine Months ended September 30, 2011, and for the period from August 12, 2010 (Inception) through September 30, 2011

Notes to Financial Statements as of September 30, 2011

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

ITEM 1      LEGAL PROCEEDING

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS


SIGNATURES

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS


                          EURAMERICA HOLDINGS CORP.
               (Formerly known as Acantha Acquisition Corp.)
                       (A DEVELOPMENT STAGE COMPANY)
        Balance Sheets as of September 30, 2011, and December 31, 2010


                                                                        As of               As of
                                                                      September            December
                                                                      30, 2011             31, 2010
                                                                     (Unaudited)           (Audited)
                                                                    --------------       --------------
                          ASSETS
Current Assets

             Cash                                                   $        8,000       $            -
                                                                    --------------       --------------

Total Current Assets                                                         8,000                    -
                                                                    --------------       --------------

            TOTAL ASSETS                                            $        8,000       $
                                                                    ==============       ==============

       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                 $            -       $            -
                                                                    --------------       --------------

Total Current Liabilities                                                        -                    -
                                                                    --------------       --------------

TOTAL LIABILITIES                                                                -                    -

Stockholders' Equity (Deficit)

      Preferred stock, ($.0001 par value, 20,000,000                             -                    -
      shares authorized; none issued and outstanding.)

      Common stock ($.0001 par value, 500,000,000
      shares authorized; 59,390,000 shares issued and
      outstanding as of September 30, 2011, and
      31,390,000 shares issued and outstanding as of
      December 31, 2010)                                                     5,939                3,139

      Additional Paid-In-Capital                                             5,200                    -

      Deficit accumulated during development stage                          (3,139)              (3,139)
                                                                    --------------       --------------

      Total Stockholders' Equity (Deficit)                                   8,000                    -
                                                                    --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $        8,000       $            -
                                                                    ==============       ==============


                       SEE NOTES TO FINANCIAL STATEMENTS












                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                August 12,
                                                                       For the              For the                2010
                                                                       3-Months             9-Months            (Inception)
                                                                        Ended                Ended                Through
                                                                     September 30,        September 30,        September 30,
                                                                         2011                 2011                  2011
                                                                    ---------------      ---------------      ---------------

    Revenues                                                        $             -      $             -      $             -
                                                                    ---------------      ---------------      ---------------

    Total Revenues                                                                -                    -                    -

    General & Administrative Expenses

        Organization and related expenses                           $             -      $             -      $         3,139
                                                                    ---------------      ---------------      ---------------

    Total General & Administrative Expenses                         $             -      $             -      $         3,139
                                                                    ---------------      ---------------      ---------------


    Net Loss                                                        $             -      $             -      $        (3,139)
                                                                    ===============      ===============      ===============


    Basic loss per share                                            $             -      $             -      $         (0.00)
                                                                    ===============      ===============      ===============

    Weighted average number of common shares outstanding                 59,390,000           46,390,000           59,390,000
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


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

August 12, 2010 (inception)
Shares issued for services at $.0001
per share                                31,390,000      $    3,139         $        -          $        -      $    3,139

Net loss for the year ended:
December 31, 2010                                 -               -                  -              (3,139)         (3,139)

Net loss, March 31, 2011                          -               -                  -                    -              -

Shares issued for cash on May 5,
2011 at $.0001 per share                 15,000,000      $    1,500                  -                    -          1,500

Net loss, June 30, 2011                           -               -                  -                    -              -

Shares issued for cash on August 19,
2011 at $.0005 per share                 13,000,000      $    1,300              5,200                    -          6,500

Net loss, September 30, 2011                      -               -                  -                    -              -

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, September 30, 2011              59,390,000      $    5,939         $    5,200          $   (3,139)     $    8,000
                                         ==========      ==========         ==========          ===========     ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                           EURAMERICA HOLDINGS CORP.
                (Formerly known as Acantha Acquisition Corp.)
                         (A DEVELOPMENT STAGE COMPANY)
                           Statements of Cash Flows

                                                                                                                    August 12,
                                                                              For the            For the               2010
                                                                              3-Months           9-Months          (Inception)
                                                                               Ended              Ended              Through
                                                                            September 30,      September 30,       September 30,
                                                                                2011               2011                2011
                                                                           ---------------    ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $             -    $             -    $        (3,139)
                                                                           ---------------    ---------------    ---------------

         Net cash provided by (used in) operating activities                             -                  -             (3,139)


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                             -                  -                  -
                                                                           ---------------    ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered                            -                  -              3,139

         Common stock issued for cash                                                6,500              8,000              8,000
                                                                           ---------------    ---------------    ---------------

         Net cash provided by (used in) financing activities                         6,500              8,000              8,000
                                                                           ---------------    ---------------    ---------------

        Net Increase (decrease) in cash                                              6,500              8,000              8,000


        Cash at beginning of period                                                  1,500                  -                  -
                                                                           ---------------    ---------------    ---------------

        Cash at end of period                                              $         8,000    $         8,000    $         8,000
                                                                           ===============    ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered                   $             -    $             -    $         3,139
                                                                           ===============    ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $             -    $             -    $             -
                                                                           ===============    ===============    ===============

    Income taxes paid                                                      $             -    $             -    $             -
                                                                           ===============    ===============    ===============


                       SEE NOTES TO FINANCIAL STATEMENTS

                           ACANTHA ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2011
                                  (UNAUDITED)


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

On August 19, 2011, the Company sold 13,000,000 shares of its restricted common shares for $6,500 in cash. The restricted common shares were sold to 11 offshore private investors (to non-U.S. persons who are qualified investors) pursuant to a private placement offering at $0.0005 per share, pursuant to Regulation S of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to such sales. Proceeds in the raise will be used for general and administrative expenses.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

*     Common  stock,  $  0.0001  par  value:  500,000,000  shares   authorized;
59,390,000 shares issued and outstanding

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

ITEM 4      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.

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

Changes in Internal Controls

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.


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

None

ITEM 5OTHER INFORMATION

None

ITEM 6      EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit          Description
-------          -----------

31.1 Certification of the Company's Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Report on Form 10-Q for the quarter ended September 30, 2011.*

32.1 Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith


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

Dated: October 15, 2011